Form 10-Q
period 1997-03-31
BEACON PROPERTIES L P
filed 1997-05-20
CIK 1022955

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

                                       OR

[  ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________to _______________________
Commission file number _____________________ 0-22139_____________________

           _________________BEACON PROPERTIES, L.P.___________________
             (Exact name of Registrant as specified in its charter)

__________Delaware___________                ___________ 04-3224259___________
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)


 _________________50 Rowes Wharf, Boston, Massachusetts 02110___________________
____________________(Address of principal executive offices)____________________
                                   (Zip Code)

  _____________________________(617) 330-1400_________________________________
              (Registrant's telephone number, including area code)

________________________________________________________________________________
              (Former name, former address and former fiscal year,
                         if changed since last report)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes       No  X
    _____    ___

                             BEACON PROPERTIES, L.P.
                                    FORM 10-Q

                                      INDEX

                                                                                         Page
                                                                                         ----
Part I - Financial Information

     Item 1.  Financial Statements

                Consolidated Balance Sheets at March 31, 1997
                and December 31, 1996                                                      3

                Consolidated Statements of Operations for the three
                months ended March 31, 1997 and 1996                                       4

                Consolidated Statements of Cash Flows for the three
                months ended March 31, 1997 and 1996                                       5

                Notes to Consolidated Financial Statements                               6-8

     Item 2.  Management's Discussion and Analysis of Financial Condition
                        and Results of Operations                                       9-14

Part II - Other Information

     Item 1.  Legal Proceedings                                                           15

     Item 2.  Changes in Securities                                                       15

     Item 3.  Defaults Upon Senior Securities                                             15

     Item 4.  Submission of Matters to a Vote of Security Holders                         15

     Item 5.  Other Information                                                           15

     Item 6.  Exhibits and Reports on Form 8-K                                            15

     Signature                                                                            16

                             BEACON PROPERTIES, L.P.

                           CONSOLIDATED BALANCE SHEETS

                                                                                       March 31,       December 31,
                                                                                         1997             1996
                                                                                     ------------      ------------
                                                                                     (unaudited)
                                                                                             (In thousands)
                                      ASSETS
Real estate:
  Land                                                                                $   213,813      $    213,858
  Buildings, improvements and equipment                                                 1,482,626         1,477,672
                                                                                      -----------      ------------
                                                                                        1,696,439         1,691,530
       Less accumulated depreciation                                                      110,994            97,535
                                                                                      -----------      ------------
                                                                                        1,585,445         1,593,995

Deferred financing and leasing costs, net
  of accumulated amortization of $17,551 and $16,334                                       18,124            17,287
Cash and cash equivalents                                                                  13,392            35,896
Restricted cash                                                                             3,159             2,599
Accounts receivable                                                                        10,633            11,596
Accrued rent                                                                               16,636            13,065
Prepaid expenses and other assets                                                          18,520               808
Mortgage notes receivable                                                                  51,507            51,491
Investments in and advance to joint ventures and corporations                              52,181            52,176
                                                                                      -----------      ------------
       Total assets                                                                   $ 1,769,597      $  1,778,913
                                                                                      ===========      ============

                          LIABILITIES AND PARTNER'S CAPITAL

Liabilities:
  Mortgage notes payable                                                              $   451,862      $    452,212
  Note payable, Credit Facility                                                           153,000           153,000
  Accounts payable, accrued expenses and other liabilities                                 33,234            41,336
  Investment in joint venture                                                              24,458            24,735
                                                                                      -----------      ------------
       Total liabilities                                                                  662,554           671,283
                                                                                      -----------      ------------

Commitments and contingencies                                                                 ---               ---

Limited partners' capital interest, 6,273,928 units outstanding, at
  redemption value                                                                        207,823           229,783
                                                                                      -----------      ------------

Partner's capital
  Operating units issued and outstanding 48,237,322 and 48,116,480
       General partner - outstanding 545,113 and 543,904                                   10,748            10,530
       Limited partner - outstanding 47,692,209 and 47,572,576                            888,472           867,317
                                                                                      -----------      ------------
       Total partner's capital                                                            899,220           877,847
                                                                                      -----------      ------------
       Total liabilities and partner's capital                                        $ 1,769,597      $  1,778,913
                                                                                      ===========      ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             BEACON PROPERTIES, L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                              For the Quarter Ended
                                                                                    March 31,
                                                                        ------------------------------------
                                                                            1997                    1996
                                                                        ------------            ------------
                                                                (Unaudited and in thousands, except per unit amounts and
                                                                                 units outstanding)
Revenues:
   Rental income                                                        $     63,601            $     26,920
   Management fees                                                               821                     750
   Recoveries from tenants                                                     8,351                   3,245
   Mortgage interest income                                                    1,372                     958
   Other income                                                                2,572                   1,795
                                                                        -------------           -------------
                                                                              76,717                  33,668
                                                                        -------------           -------------

Expenses:
   Property expenses                                                          14,531                   6,896
   Real estate taxes                                                           8,334                   3,517
   General and administrative                                                  8,615                   3,543
   Mortgage interest expense                                                  11,022                   6,344
   Interest - amortization of financing costs                                    477                     561
   Depreciation and amortization                                              14,211                   5,859
                                                                        -------------           -------------
                                                                              57,190                  26,720
                                                                        -------------           -------------

Income from operations                                                        19,527                   6,948
Equity in net income of joint ventures and corporations                        1,427                   1,358
                                                                        -------------           -------------
Income from continuing operations                                             20,954                   8,306
Discontinued operations - Construction Company
   Loss from operations                                                         (586)                   (407)
                                                                        -------------           -------------
Income before extraordinary item                                              20,368                   7,899
Extraordinary item                                                               ---                  (1,986)
                                                                        -------------           -------------
Net income                                                              $     20,368            $      5,913
                                                                        =============           =============


Income from continuing operations per unit                              $       0.38                    0.32
Discontinued operations - Construction Company
   Loss from operations                                                        (0.01)                  (0.02)
                                                                        -------------           -------------
Income per unit before extraordinary item                                       0.37                    0.30
Extraordinary item                                                               ---                   (0.07)
                                                                        -------------           -------------
Net income per unit                                                     $       0.37            $       0.23
                                                                        =============           =============
Weighted average units outstanding                                        54,430,805              26,136,261
                                                                        =============           =============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             BEACON PROPERTIES, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                Three Months
                                                                                               Ended March 31,
                                                                                      ---------------------------------
                                                                                         1997                   1996
                                                                                      ----------             ----------
                                                                                        (unaudited and in thousands)
Cash flows from operating activities:
Net income                                                                            $   20,368            $    5,913
                                                                                      ----------            ----------
Adjustments to reconcile net income
  to net cash provided by operating activities:
    Increase in accrued rent                                                              (3,571)               (1,068)
    Depreciation, amortization and amortization of financing costs                        14,688                 6,420
    Equity in net income of joint ventures and corporations                                 (841)                 (951)
    Extraordinary item                                                                       ---                 1,986
    Decrease (increase) in accounts receivable                                               963                (2,755)
    Increase in prepaid expenses and other assets                                           (334)                 (703)
    (Decrease) increase in accounts payable and accrued expenses                          (3,390)                9,639
                                                                                      ----------            ----------
  Total adjustments                                                                        7,515                12,568
                                                                                      ----------            ----------
  Net cash provided by operating activities                                               27,883                18,481
                                                                                      ----------            ----------

Cash flows from investing activities:
  Property additions                                                                      (9,019)             (335,547)
  Payment of deferred leasing costs                                                       (1,926)               (1,745)
  (Increase) decrease in prepaid expenses and other assets                               (17,378)                5,000
  Purchase of mortgage notes receivable                                                      (16)                   (9)
  Capital distributions from joint ventures                                                  547                 1,782
  Increase in restricted cash                                                               (560)               (1,662)
                                                                                      ----------            ----------
  Net cash used by investing activities                                                  (28,352)             (332,181)
                                                                                      ----------            ----------

Cash flows from financing activities:
  Capital contributions                                                                    3,092               175,329
  Payment of deferred financing costs                                                       (128)               (4,647)
  Borrowings on Credit Facility                                                              ---                75,000
  Payments on Credit Facility                                                                ---              (205,500)
  Borrowings on mortgage notes                                                               ---               593,000
  Payments on mortgage notes                                                                (350)             (260,158)
  Decrease in prepaid expenses and other assets                                              ---                 2,300
  Distributions                                                                          (24,649)              (10,082)
                                                                                      ----------            ----------
  Net cash (used) provided by financing activities                                       (22,035)              365,242
                                                                                      ----------            ----------

Net (decrease) increase in cash and cash equivalents                                     (22,504)               51,542
Cash and cash equivalents, beginning of period                                            35,896                 4,481
                                                                                      ----------            ----------
Cash and cash equivalents, end of period                                              $   13,392            $   56,023
                                                                                      ==========            ==========

Supplemental disclosures:
Cash paid during the period for interest                                              $   11,331            $    5,343
                                                                                      ==========            ==========

Non cash activities:
  Increase in minority interest as a result of acquisition of properties              $      ---            $   13,758
                                                                                      ==========            ==========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             BEACON PROPERTIES, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    --------

 1.     Organization and Basis of Presentation:

        Organization

        Beacon Properties, L.P. ( the "Operating Partnership" ) was organized as a Delaware limited partnership in April 1994 and commenced operations effective on May 26, 1994. Simultaneously with the closing of the Initial Public Offering ( the "IPO" ) of Beacon Properties Corporation ( the " Company" ), which is the sole general partner and a limited partner of the Operating Partnership, the Company contributed its interest in two properties and approximately $173.4 million, the net proceeds of the IPO, to the Operating Partnership in exchange for partnership interests ("Units"). The Operating Partnership was formed to continue and expand the commercial real estate business of The Beacon Group ( the "Predecessor" ).

        The Operating Partnership specializes in property ownership, management, leasing, design and development and, as of May 13, 1997, owned or had an interest in 103 properties totaling approximately 16.3 million square feet (the "Properties").

        Basis of Presentation

        The financial statements of the Operating Partnership are consolidated and include all the accounts of the Operating Partnership and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

        The accompanying financial statements are unaudited; however, they have been prepared in accordance with generally accepted accounting principles for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. The results for the three months ended March 31, 1997 are not necessarily indicative of the results to be obtained for the full fiscal year. These financial statements should be read in conjunction with the December 31, 1996 audited financial statements and notes thereto of the Operating Partnership, included in its Form 10 ( as amended by Form 10/A-1, Form 10/A-2 and Form 10/A-3 ) for the fiscal year ended December 31, 1996. Certain reclassifications have been made to previously reported amounts to conform with current reporting.

                             BEACON PROPERTIES, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    --------

2.     Equity Investments in Real Estate:

        The Operating Partnership reports its share of income and losses based on its ownership interest in the respective equity investments. Losses in excess of investments are not recorded where the Operating Partnership has not guaranteed or does not intend to provide any future financial support. The following summarized information has been presented for the property joint ventures and property corporation for which the Operating Partnership has recorded its share of the earnings for the three months ended March 31, 1997.


                                                        One Post             Polk &          75-101 Federal
                                                     Office Square           Taylor               Street
                                                     -------------        -----------        --------------
                                                                      (in thousands)
 Balance sheets at March 31, 1997
 Real estate, net                                    $     40,095         $    90,607          $  155,658
 Cash                                                       1,740                 810               9,824
 Other assets                                              10,777               2,167               2,801
                                                     ------------         -----------          ----------
                                                     $     52,612         $    93,584          $  168,283
                                                     ============         ===========          ==========

 Mortgage notes payable                              $     92,717         $       ---          $   90,000
 Other liabilities                                          1,435                 811               3,961
 Equity ( deficiency )                                   (41,540)              92,773              74,322
                                                     ------------         -----------          ----------
                                                     $     52,612         $    93,584          $  168,283
                                                     ============         ===========          ==========
 Summary of operations for the three months
 ended March 31, 1997
     Revenues                                        $      5,640         $     5,827          $    6,960
     Other income                                             113                 251                 324
                                                     ------------         -----------          ----------
         Total revenues                                     5,753               6,078               7,284
                                                     ------------         -----------          ----------
     Operating expenses                                     2,344               1,543               3,006
     Mortgage interest expense                              1,704                 ---               1,731
     Depreciation and amortization                            890                 858               1,173
                                                     ------------         -----------          ----------
          Total expenses                                    4,938               2,401               5,910
                                                     ------------         -----------          ----------
           Net income                                $        815         $     3,677          $    1,374
                                                     ============         ===========          ==========

 Share of properties:
 Depreciation and amortization                       $        330         $        86          $      590

                             BEACON PROPERTIES, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     -------
3.      Commitments and Contingencies:

        In March 1997, the Operating Partnership entered into a contract to acquire an office complex located in Westchester ( suburban Chicago ), Illinois ( the "Westbrook Corporate Center" ). The purchase price of the property is approximately $182.1 million, consisting of the assumption of $106 million of mortgage debt, the issuance of approximately $50 million of Units and approximately $26.1 million in cash.

4.      Pro Forma Results ( unaudited ):

        The following unaudited pro forma operating results for the Operating Partnership have been prepared as if the 1996 Unit issuances and the 1996 property acquisitions had occurred on January 1, 1996. Unaudited pro forma financial information is presented for informational purposes only and may not be indicative of what the actual results of operations of the Operating Partnership would have been had the events occurred as of January 1, 1996, nor does it purport to represent the results of operations for future periods.

        Three Months ended March 31, 1997 and 1996        1997          1996
        ------------------------------------------        ----          ----
        Revenue                                         $76,717       $72,210

        Income before extraordinary item                 20,368        18,060

        Net income per unit
        before extraordinary item                       $   .37       $   .33

5.      Subsequent Events:

        On April 9, 1997, the Operating Partnership converted its $300 million secured floating-rate credit facility ( the "Credit Facility" ) to an unsecured facility and decreased the interest rate on the Credit Facility from the Eurodollar rate plus 175 basis points ( 1.75% ) to the Eurodollar rate plus 120 basis points ( 1.20% ). Additionally, on April 30, 1997, the maximum loan amount available under the Credit Facility was increased to $350 million.

        On April 10, 1997, the Company sold 7,000,000 shares of common stock, $.01 par value, to the public at $32.125 per share ( the "April 1997 Offering" ) and contributed the net proceeds of approximately $211.4 million to the Operating Partnership in exchange for a like number of Units. The net proceeds of the April 1997 Offering were used to purchase 10880 Wilshire Boulevard located in Westwood, California and two office properties located in Fairfax County, Virginia ("Centerpointe I and II") with the remaining balance used to pay down the Credit Facility.

        On April 23, 1997, the Operating Partnership acquired 10880 Wilshire Boulevard located in Westwood, California for aggregate consideration of approximately $99 million.

        On April 24, 1997, the Operating Partnership declared a quarterly distribution of $28.5 million payable on May 23, 1997 to partners of record on May 9, 1997.

        On April 30, 1997, the Operating Partnership acquired Centerpointe I and II, located in Fairfax County, Virginia for aggregate consideration of approximately $55 million consisting of approximately $25 million in cash and assumption of $30 million of mortgage debt.

        On May 8, 1997, the Operating Partnership sold the Westlakes Office Park property, its sole property located in Berwyn ( suburban Philadelphia ), Pennsylvania for approximately $72.5 million. The transaction will be treated as a like-kind exchange in which the sale proceeds, which are currently held in escrow, will be used to purchase a future acquisition property.

                             BEACON PROPERTIES, L.P.

                                 PART I - ITEM 2

                                     -------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This Form 10-Q contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words "believe", "expect", "anticipate", "intend", "estimate" and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. The Operating Partnership's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the following: Real estate investment considerations, such as the effect of economic and other conditions in the market area on cash flows and values; the need to renew leases or relet space upon the expiration of current leases, and the ability of a property to generate revenues sufficient to meet debt service payments and other operating expenses; and risks associated with borrowing, such as the possibility that the Operating Partnership will not have sufficient funds available to make principal payments on outstanding debt, outstanding debt may be refinanced at higher interest rates or otherwise on terms less favorable to the Operating Partnership and interest rates under the Credit Facility may increase.

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the accompanying financial statements and notes thereto.

Results of Operations

Comparison of Three Months Ended March 31, 1997 and March 31, 1996

The Operating Partnership's gross revenues increased by 128% for the three months ended March 31, 1997 compared to the corresponding period in 1996. The growth in gross revenues was primarily the result of the acquisition of 78 Properties (the "Acquisition Properties" ) comprising 9.1 million square feet during 1996. The Operating Partnership's proportionate share of weighted average square feet of office properties increased by 112% to 14.0 million square feet for the three months ended March 31, 1997 compared to 6.6 million square feet for the corresponding period in 1996.

The Acquisition Properties increased revenues from rental operations, which includes rental income, recoveries from tenants and other income, by $41.1 million for the three months ended March 31, 1997 compared to the corresponding period in 1996. The remaining balance of the increase was primarily due to increases in occupancy and rental rates and completion of the redevelopment and achievement of 88% occupancy at the Crosby Corporate Center in 1996.

The impact of the straight-line rent adjustment increased consolidated revenues for the Operating Partnership by $3.6 million for the three months ended March 31, 1997 and $1.1 million for the corresponding period in 1996. The impact of the straight-line rent adjustment decreased the Operating Partnership's equity in net income of property joint ventures and corporations by $0.1 million for the three months ended March 31, 1997 and increased the Operating Partnership's equity in net income of property joint ventures and corporations by $0.1 million for the corresponding period in 1996.

Mortgage interest income for the three months ended March 31, 1997 was $1.4 million and $1.0 million for corresponding period in 1996. The increase of $0.4 million was the result of the Operating Partnership's acquisition of the remaining portions of the outstanding first mortgage indebtedness on the Rowes Wharf Property in April and June 1996.

The Acquisition Properties increased property expenses, real estate taxes and depreciation and amortization by $19.6 million for the three months ended March 31, 1997 compared to the corresponding period in 1996. The remaining balance of the increase was primarily due to additional operating expenses as a result of an increase in occupancy and the completion of the redevelopment and achievement of 88% occupancy at the Crosby Corporate Center in 1996.

                             BEACON PROPERTIES, L.P.

                                 PART I - ITEM 2

                                     -------

General and administrative expenses were $8.6 million for the three months ended March 31, 1997 and $3.5 million for the corresponding period in 1996. The Acquisition Properties increased general and administrative expenses by $1.5 million. The remaining balance of the increase was primarily due to an increase in corporate management and administrative costs. In 1996, the Operating Partnership established its first regional offices in the Southeast and Mid-Atlantic and in the first quarter of 1997 regional offices in the Midwest and West had begun to be established. As a result, payroll expense increased by $1.8 million along with an increase in other employee related expenses. General and administrative expenses as a percentage of total revenue were 11.2% in 1997 and 10.65% in 1996.

Net operating income ( excluding the effect of straight-line rents ) for properties owned for at least a full year ( all properties except the Acquisition Properties ) increased 4.9% for the three months ended March 31, 1997 compared to the corresponding period in 1996.

Mortgage interest expense was $11.0 million for the three months ended March 31, 1997 and $6.3 million for the corresponding period in 1996. The increase of $4.7 million was primarily the result of debt incurred or assumed in connection with the acquisition in 1996 of the Perimeter Center Portfolio and the Fairfax County Portfolio and an increase in the weighted average outstanding balance of the Credit Facility of $153.0 million for the three months ended March 31, 1997 compared to $71.3 million for corresponding period in 1996.

Interest-amortization of financing costs was $0.5 million for the three months ended March 31, 1997 and $0.6 million for the corresponding period in 1996. The decrease of $0.1 million was primarily the result of the reduction in amortization of financing costs of the Credit Facility as a result of the write-off of fees and costs of the Credit Facility which was substantially modified in June 1996.

Loss from discontinued operations from the Construction Company was $0.6 million for the three months ended March 31, 1997 and $0.4 million for the corresponding period in 1996. In December 1996, substantially all of the assets of the Construction Company were sold to Skanska AB, a Swedish construction firm. The Construction Company's new business plan involves the completion of certain contracts not transferred to the purchaser and the liquidation of its remaining assets.

An extraordinary item of $2.0 million loss for the three months ended March 31, 1996 was recorded in connection with the write-off of fees and costs to acquire a $260 million mortgage loan provided by Paine Webber Real Estate Securities, Inc. used to acquire the Perimeter Center Portfolio ( the "Paine Webber Acquisition Loan" ). The Paine Webber Acquisition Loan was repaid in March 1996 approximately three years prior to its maturity.

                             BEACON PROPERTIES, L.P.

                                 PART I - ITEM 2

                                     -------

As of March 31, 1997, the Operating Partnership owned or had an interest in 104 income producing commercial properties. The percent leased calculation includes all leases executed as of March 31, 1997.

                                                          Rentable           Percent        Average       Net Effective
                                                         Square Feet          Leased        Base Rent          Rent
                                                         -----------         -------        ---------     -------------
 Downtown Boston Office Market:
 Center Plaza                                              649,000              98%         $22.58            $12.63
 75-101 Federal Street                                     812,000              92%          30.67             20.24
 One Post Office Square                                    764,000              99%          24.29             15.46
 150 Federal Street                                        530,000             100%          25.15             21.25
 Russia Wharf                                              315,000              97%          14.22              8.09
 Rowes Wharf                                               344,000             100%          29.89             18.56
 Two Oliver-147 Milk Street                                271,000              99%          17.08             11.72
 175 Federal Street                                        203,000              99%          25.21             15.58
 South Station                                             149,000             100%          30.67             20.77
 --------------------------------------------------------------------------------------------------------------------
                                        Subtotal         4,037,000              98%          24.92             16.38
 --------------------------------------------------------------------------------------------------------------------
 North Central Atlanta Office Market:
 Perimeter Center Portfolio                              3,302,000              96%          16.69             11.58
 --------------------------------------------------------------------------------------------------------------------
 Greater Boston Suburban Office Market:
 Wellesley Office Park Buildings 1-8                       623,000             100%          24.15             16.99
 Crosby Corporate Center                                   336,000              88%          13.37              9.57
 Westwood Business Centre                                  160,000             100%          19.55             11.34
 New England Executive Park                                817,000              97%          18.47             11.63
 --------------------------------------------------------------------------------------------------------------------
                                        Subtotal         1,936,000              97%          19.53             13.00
 --------------------------------------------------------------------------------------------------------------------
 Cambridge Office Market:
 One Canal Park                                            100,000             100%          22.05             13.99
 Ten Canal Park                                            110,000              92%          19.23             12.42
 The Riverview Building                                    263,000             100%          22.34             17.46
 --------------------------------------------------------------------------------------------------------------------
                                        Subtotal           473,000              98%          21.55             15.55
 --------------------------------------------------------------------------------------------------------------------
 Suburban Philadelphia Office Market:
 Westlakes 1, 2, 3 & 5                                     444,000             100%          20.34             15.84
 --------------------------------------------------------------------------------------------------------------------
 Suburban Virginia Office Market:
 Polk and Taylor Buildings                                 890,000             100%          23.77             19.23
 E.J. Randolph                                             165,000              99%          20.99             15.23
 John Marshall I                                           261,000             100%          18.26             15.85
 Northridge I                                              124,000             100%          25.96             19.34
 1300 North 17th Street                                    373,000              98%          24.24             17.13
 1616 North Fort Myer Drive                                293,000             100%          23.07             15.45
 --------------------------------------------------------------------------------------------------------------------
                                        Subtotal         2,106,000             100%          22.98             17.61
 --------------------------------------------------------------------------------------------------------------------
 Washington, D.C. Office Market:
 --------------------------------------------------------------------------------------------------------------------
 1333 H Street                                             239,000              90%          27.38             20.20
 --------------------------------------------------------------------------------------------------------------------

                                               BEACON PROPERTIES, L.P.

                                                   PART I - ITEM 2

                                                         Rentable           Percent        Average       Net Effective
                                                        Square Feet          Leased        Base Rent          Rent
                                                        -----------         -------        ---------     -------------
 Suburban Chicago Office Market:
 AT&T Plaza                                                225,000              98%          20.80             14.16
 Tri-State International                                   548,000              83%          22.49             15.80
 Presidents Plaza                                          791,000              91%          19.44             12.16
 --------------------------------------------------------------------------------------------------------------------
                                        Subtotal         1,564,000              89%          20.70             13.72
 --------------------------------------------------------------------------------------------------------------------
 West Los Angeles Office Market:
 10960 Wilshire Boulevard                                  544,000              89%          24.70             18.52
 --------------------------------------------------------------------------------------------------------------------
                                        Subtotal           544,000              89%          24.70             18.52
 --------------------------------------------------------------------------------------------------------------------
 Silicon Valley Office Market: (NNN)
 Shoreline Technology Park                                 727,000             100%          17.84             18.77
 Lake Marriott Business Park                               400,000             100%           9.80             10.78
 --------------------------------------------------------------------------------------------------------------------
                                        Subtotal         1,127,000             100%          14.98             15.94
 --------------------------------------------------------------------------------------------------------------------
 Total Weighted Average Properties                      15,772,000              96%         $20.94            $14.92
 --------------------------------------------------------------------------------------------------------------------

     Base rent is gross rent excluding payments by tenants on account of real estate tax and operating expense escalation.

     Net Effective Rent is Base Rent adjusted on a straight-line basis for contractual rent step-ups and free rent periods, plus tenant payments on account of real estate tax and operating expense escalation, less total operating expenses and real estate taxes.

The following table reflects the lease expiration schedule of the 104 income producing commercial properties the Operating Partnership owned or had an interest in as of March 31, 1997.

 Year or period of         Square                % of               Annual            Annual Rent
     Expiration             Feet             Square feet           Rent (1)         per Square Foot       # of tenants
----------------------------------------------------------------------------------------------------------------------
 4/1-12/31/97            2,053,205                13.0%         $42,439,146              $20.67                  189
 1998                    1,074,143                 6.8%          24,897,070               23.18                  189
 1999                    1,561,188                 9.9%          34,174,277               21.89                  190
 2000                    2,217,647                14.1%          48,707,065               21.96                  193
 2001                    2,701,909                17.1%          65,086,877               24.09                  167
 2002                    1,236,509                 7.8%          34,787,934               28.13                   91
 2003                      588,104                 3.7%          15,620,637               26.56                   36
 2004                      633,616                 4.0%          11,877,595               18.75                   26
 2005 & beyond           3,166,362                20.1%          86,853,794               27.43                   63
                     ------------------------------------------------------------------------------------------------
        Total leased    15,232,683                96.5%        $364,444,395              $23.93                1,144
                     ------------------------------------------------------------------------------------------------

(1) Annualized expiring base rental income represented by such leases plus 1996 tenant payments on account of real estate tax and operating expense escalations.

                             BEACON PROPERTIES, L.P.

                                 PART I - ITEM 2

                                     -------

Liquidity and Capital Resources

Cash and cash equivalents were $13.4 million at March 31, 1997 compared to $35.9 million at December 31, 1996. The decrease in cash and cash equivalents was primarily the result of an increase in deposits on pending property acquisitions of $17.4 million.

Investing Activities

At March 31, 1997, the Operating Partnership had approximately $17.4 million of deposits outstanding in connection with the acquisition of Westbrook Corporate Center, Centerpointe I and II, two office complexes located in Rosemont, Illinois and 175 Wyman Street, located in Waltham (suburban Boston), Massachusetts.

On April 23, 1997, the Operating Partnership acquired 10880 Wilshire Boulevard located in Westwood, California for aggregate consideration of approximately $99 million. The Operating Partnership used proceeds contributed by the Company from the April 1997 Offering to purchase the portfolio.

On April 30, 1997, the Operating Partnership acquired Centerpointe I and II, located in Fairfax County, Virginia, for aggregate consideration of approximately $55 million consisting of approximately $25 million in cash and assumption of $30 million of mortgage debt. The Operating Partnership used proceeds contributed by the Company from the April 1997 Offering for the cash portion of the acquisition .

On May 8, 1997, the Operating Partnership sold the Westlakes Office Park property, its sole property located in Berwyn (suburban Philadelphia), Pennsylvania for approximately $72.5 million. The transaction will be treated as a like-kind exchange in which the sale proceeds, which are currently held in escrow, will be used to purchase a future acquisition property.

Financing Activities

On April 10, 1997, the Company sold 7,000,000 shares of common stock, $.01 par value, to the public at $32.125 per share and contributed the net proceeds of approximately $211.4 million to the Operating Partnership in exchange for a like number of Units. The net proceeds of the April 1997 Offering were used to purchase 10880 Wilshire Boulevard and Centerpointe I and II properties with the remaining balance used to pay down the Credit Facility.

On April 24, 1997, the Operating Partnership declared a quarterly distribution of $28.5 million payable on May 23, 1997 to partners of record on May 9, 1997.

Capitalization

At March 31, 1997, the Operating Partnership's total consolidated debt was approximately $604.9 million, and its total consolidated debt plus its proportionate share of total unconsolidated debt ( other than the Rowes Wharf property debt ) was approximately $697.0 million at March 31, 1997. At March 31, 1997, the Operating Partnership's outstanding consolidated debt consisted of approximately $153.0 million under its floating-rate Credit Facility and approximately $451.9 million of fixed rate mortgage indebtedness with an weighted average rate of 7.22%, collateralized by properties owned 100% by the Operating Partnership. The Operating Partnership's proportionate share of its current total unconsolidated debt ( excluding the Rowes Wharf property debt ) consists of approximately $46.4 million on the One Post Office Square Property ( in which the Operating Partnership has a 50% general partner interest ) and approximately $45.7 million on the 75-101 Federal Street property ( in which the Operating Partnership owns approximately 51% of the common stock of a private REIT that owns the property ).The weighted average rate of the Operating Partnership's unconsolidated fixed rate mortgage indebtedness is 7.47%. The weighted average rate of the Operating Partnership's consolidated and unconsolidated fixed rate mortgage indebtedness is 7.27% and the weighted average maturity is approximately 6.7 years.

                             BEACON PROPERTIES, L.P.

                                 PART I - ITEM 2

                                     -------

Based on the Operating Partnership's total market capitalization of $2,502.6 million at March 31, 1997 ( equating the value at one Unit to one Share of Common Stock at the March 31, 1997 closing stock price of $33.125 ), the Operating Partnership's consolidated debt plus its proportionate share of total unconsolidated debt ( other than the Rowes Wharf property debt ) represented approximately 28% of its total market capitalization.

Funds from Operations

The Operating Partnership believes that to facilitate a clear understanding of the operating results of the Operating Partnership, Funds from Operations ("FFO") should be examined in conjunction with net income. The definition of FFO was clarified in the National Association of Real Estate Investment Trusts, Inc. ("NAREIT") White Paper, adopted by the NAREIT Board of Governors on March 3, 1995, as net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization (in each case only real estate related assets), and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect FFO on the same basis. FFO should not be considered as a substitute for net income as an indication of the Operating Partnership's performance or as a substitute for cash flow as a measure of its liquidity. The following table presents the calculations for FFO for the periods ended March 31, 1997 and March 31, 1996.

                                                     For the Quarter ended
                                                          March 31,
                                               --------------------------------
                                                     1997             1996
                                                     ----             ----
                                                         (in thousands)

 Income before extraordinary item               $      20,368    $       7,899
 Add consolidated properties:
      Depreciation and amortization                    14,214            5,862
 Add joint ventures properties:
      Depreciation and amortization                     1,006              954
                                                --------------   --------------
 Funds from operations                          $      35,588    $      14,715
                                                ==============   ==============
 Weighted average units outstanding                    54,431           26,136
                                                ==============   ==============

Short and Long Term Liquidity

The Operating Partnership has considered its short-term ( up to 12 months ) liquidity needs and the adequacy of expected liquidity sources to meet these needs. The Operating Partnership believes that its principal short-term liquidity needs are to fund normal recurring expenses, debt service requirements and the minimum distribution required to maintain the Company's REIT qualifications under the Internal Revenue Code of 1986, as amended. The Operating Partnership believes that these needs will be fully funded from cash flows provided by operating activities.

The Operating Partnership expects to meet long-term ( greater than 12 months ) liquidity requirements for the costs of development, property acquisitions, scheduled debt maturities, major renovations, expansions and other non-recurring capital improvements through long-term secured and unsecured indebtedness and the issuance of additional Operating Partnership Units and equity securities. The Operating Partnership may finance the redevelopment or acquisition of additional properties by using its Credit Facility.

                             BEACON PROPERTIES, L.P.

                                     PART II


OTHER INFORMATION
Item 1.  Legal Proceedings
         None

Item 2.  Changes in Securities
         The Operating Partnership has issued Units in private placement in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended:

         On March 3, 1997, the Company issued an aggregate of 95,619 shares of common stock pursuant to its Dividend Reinvestment Plan. The Company has contributed the proceeds ( approximately $3.2 million ) of these sales to the Operating Partnership in consideration of an aggregate of 95,619 Units.

         During the three months ended March 31, 1997, the Company has issued an aggregate of 25,223 shares of common stock upon the exercise of stock options. The Company has contributed the proceeds ( approximately $0.5 million ) of these sales to the Operating Partnership in consideration of an aggregate of 25,223 Units.

         In connection with the April 1997 Offering, the Company has issued an aggregate of 7,000,000 shares of common stock .The Company has contributed the proceeds ( approximately $211.4 million ) of these sales to the Operating Partnership in consideration of an aggregate of 7,000,000 Units.

Item 3.  Defaults Upon Senior Securities
         None

Item 4.  Submission of Matters to a Vote of Security Holders
         None

Item 5.  Other Information
         None

Item 6.  Exhibits and Reports on Form 8-K
         (a)  Exhibits:

         3.1 Amended and Restated Limited Partnership Agreement of the Operating Partnership, as amended (Incorporated by Reference to the Operating Partnership's Registration Statement on Form 10 as filed with the Securities and Exchange Commission.)

         27.1 Financial Data Schedule
         (b)   Reports on Form 8-K.
         None

                             BEACON PROPERTIES, L.P.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          BEACON PROPERTIES, L.P.
                                          By Beacon Properties Corporation
                                          General Partner


                                          /s/  Robert J. Perriello
                                          ------------------------
                                          Robert J. Perriello,
                                          Senior Vice President,
                                          and Chief Financial Officer


Date:  May 20, 1997