Form 10-Q
period 1997-06-30
BEACON PROPERTIES L P
filed 1997-08-14
CIK 1022955

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

   [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       OR

   [ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------     -------------------
Commission file number                   0-22139
                      ------------------         --------------------

                            BEACON PROPERTIES, L.P.
                            -----------------------
             (Exact name of Registrant as specified in its charter)

               Delaware                                   04-3224259
(State or other jurisdiction of incorporation  (IRS Employer Identification No.)
          or organization)

                   50 Rowes Wharf, Boston, Massachusetts 02110
                   -------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (617) 330-1400
                                 --------------
              (Registrant's telephone number, including area code)

             -------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes     No  X
                                      ---    ---

                             BEACON PROPERTIES, L.P.
                                    FORM 10-Q

                                      INDEX
                                      -----
                                                                         Page
                                                                         ----

Part I - Financial Information

     Item 1.  Financial Statements

              Consolidated Balance Sheets at June 30, 1997
              and December 31, 1996                                       3

              Consolidated Statements of Operations for the three
              and six months ended June 30, 1997 and 1996                 4

              Consolidated Statements of Cash Flows for the six
              months ended June 30, 1997 and 1996                         5

              Notes to Consolidated Financial Statements                 6-9

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                       10-18

Part II - Other Information

     Item 1.  Legal Proceedings                                         19

     Item 2.  Changes in Securities                                     19

     Item 3.  Defaults Upon Senior Securities                           19

     Item 4.  Submission of Matters to a Vote of Security Holders       20

     Item 5.  Other Information                                         20

     Item 6.  Exhibits and Reports on Form 8-K                          20

     Signature                                                          21

                             BEACON PROPERTIES, L.P.

                           CONSOLIDATED BALANCE SHEETS

                                                                         June 30,        December 31,
                                                                           1997              1996
                                                                      -------------       ----------
                                                                      (Unaudited)
                                                                              (in thousands)
                             ASSETS
  Real Estate:
      Land                                                               $  297,735      $  213,858
      Buildings, improvements and equipment                               1,998,180       1,477,672
                                                                          ----------      ----------
                                                                          2,295,915       1,691,530
      Less accumulated depreciation                                         121,987          97,535
                                                                          ----------      ----------
                                                                          2,173,928       1,593,995

  Deferred financing and leasing costs, net of accumulated
       amortization of $18,716 and $16,370                                   16,725          17,287
  Cash and cash equivalents                                                  49,098          35,896
  Restricted cash                                                             5,064           2,599
  Accounts receivable                                                        15,222          11,596
  Accrued rent                                                               20,717          13,065
  Prepaid expenses and other assets                                           2,447             808
  Mortgage notes receivable                                                  51,507          51,491
  Investments in and advance to joint ventures and corporations              51,438          52,176
                                                                          ----------      ----------
      Total assets                                                       $2,386,146      $1,778,913
                                                                          ==========      ==========

              LIABILITIES AND PARTNER'S CAPITAL
  Liabilities:
      Mortgage notes payable                                             $  587,503      $  452,212
      Note payable, Credit Facility                                         149,000         153,000
      Accounts payable, accrued expenses and other liabilities               66,768          41,336
      Investment in joint venture                                            24,458          24,735
                                                                          ----------      ----------
           Total liabilities                                                827,729         671,283
                                                                          ----------      ----------

  Commitments and contingencies                                                  --            ---
  Limited partners' capital interest, 7,343,451 units
    outstanding, at   redemption value                                      244,629         229,783
                                                                          ----------      ----------

  Partner's capital:
  Operating Partnership units issued and outstanding
    63,375,143 and 48,116,480:
       General partner - outstanding 553,751 and 543,904                     13,210          10,530
       Limited partner - outstanding 54,821,392 and 47,572,576            1,106,330         867,317
       Series A Preferred partner - outstanding
         8,000,000 and -0-                                                  194,248             ---
                                                                          ----------      ----------
      Total partner's capital                                             1,313,788         877,847
                                                                          ----------      ----------
      Total liabilities and partner's capital                            $2,386,146      $1,778,913
                                                                          ==========      ==========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                             BEACON PROPERTIES, L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 Three Months Ended             Six Months Ended
                                                                      June 30,                      June 30,
                                                          -----------------------------  ------------------------------
                                                               1997             1996            1997          1996
                                                          ------------      ----------       -----------    -----------
                                                           (Unaudited and in thousands, except per share amounts and
                                                                              shares outstanding)
Revenues:
    Rental income                                        $    71,086       $    33,130       $   134,688      $    60,051
    Management fees                                              758               768             1,579            1,517
    Recoveries from tenants                                    9,246             3,538            17,598            6,782
    Mortgage interest income                                   1,387             1,207             2,759            2,165
    Other income                                               3,557             2,795             6,121            4,590
                                                          -----------       -----------       -----------      -----------
                                                              86,034            41,438           162,745           75,105
                                                          -----------       -----------       -----------      -----------

Expenses:
    Property expenses                                         16,785             7,874            31,316           14,770
    Real estate taxes                                          9,146             4,313            17,480            7,831
    General and administrative                                 9,070             3,737            17,681            7,281
    Mortgage interest expense                                 11,641             7,317            22,663           13,661
    Interest - amortization of financing costs                   260               623               737            1,184
    Depreciation and amortization                             17,606             7,480            31,816           13,349
                                                          -----------       -----------       -----------      -----------
                                                              64,508            31,344           121,693           58,076
                                                          -----------       -----------       -----------      -----------

Income from operations                                        21,526            10,094            41,052           17,029
Equity in net income of joint ventures and corporations        1,843             1,204             3,271            2,575
                                                          -----------       -----------       -----------      -----------
Income from continuing operations                             23,369            11,298            44,323           19,604
Discontinued operations - Construction Company
      Loss from operations                                     (887)             (663)           (1,473)          (1,070)
Gain on sale of property                                      16,736             ----             16,736             ----
                                                          -----------       -----------       -----------      -----------
Income before extraordinary items                             39,218            10,635            59,586           18,534
Extraordinary items                                          (2,635)           (1,890)           (2,635)          (3,876)
                                                          -----------       -----------       -----------      -----------
Net income                                               $    36,583       $     8,745       $    56,951      $    14,658
                                                          ===========       ===========       ===========      ===========


Net income per unit before extraordinary items           $      0.62       $      0.34       $      1.02      $      0.64
Extraordinary items                                           (0.04)            (0.06)            (0.05)           (0.13)
                                                          -----------       -----------       -----------      -----------
Net income per unit                                      $      0.58       $     0.28        $      0.97      $      0.51
                                                          ===========       ===========       ===========      ===========
Weighted average units outstanding                        60,995,703        31,608,746        57,731,389       28,872,503
                                                          ===========       ===========       ===========      ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             BEACON PROPERTIES, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   Six Months Ended June 30,
                                                                   -------------------------
                                                                      1997           1996
                                                                    --------    ----------
                                                                   (Unaudited in thousands)
Cash flows from operating activities:
Net income                                                         $  56,951   $    14,658
                                                                    --------    ----------
Adjustments to reconcile net income to net cash
 provided by operating activities:
    Increase in accrued rent                                          (7,652)       (2,581)
    Depreciation, amortization and amortization
      of financing costs                                              32,553        14,533
    Equity in net income of joint ventures
      and corporations                                                (1,798)       (1,505)
    Gain on sale of property                                         (16,736)            --
    Extraordinary items                                                 2,635         3,876
    Increase in accounts receivable                                   (3,626)       (2,151)
    Increase in prepaid expenses and other assets                       (281)         (217)
    Increase in accounts payable and
      accrued expenses                                                 30,144         8,546
                                                                    ----------   -----------
Total adjustments                                                      35,239        20,501
                                                                    ----------   -----------
Net cash provided by operating activities                              92,190        35,159
                                                                    ----------   -----------
Cash flows from investing activities:
    Property additions                                              (499,643)     (342,276)
    Proceeds from sale of property                                     72,500            --
    Payment of deferred leasing costs                                 (4,330)       (2,751)
    (Increase) decrease in prepaid expenses
      and other assets                                                (1,358)         3,000
    Purchase of mortgage notes receivable                                (16)      (16,708)
    Capital distributions from joint ventures                           2,236         2,759
    Increase in restricted cash                                       (2,465)       (2,274)
                                                                    ----------   -----------
    Net cash used by investing activities                           (433,076)     (358,250)
                                                                    ----------   -----------
Cash flows from financing activities:
    Capital contributions                                             412,920       175,024
    Payment of deferred financing costs                               (1,019)       (5,051)
    Borrowings on Credit Facility                                     348,000        75,000
    Payments on Credit Facility                                     (352,000)     (205,500)
    Borrowings on mortgage notes                                           --       593,000
    Payments on mortgage notes                                          (709)     (260,318)
    Decrease in prepaid expenses and other assets                          --         2,300
    Distributions                                                    (53,104)      (23,243)
                                                                    ----------   -----------
Net cash provided by financing activities                             354,088       351,212
                                                                    ----------   -----------
Net increase in cash and cash equivalents                              13,202        28,121
Cash and cash equivalents, beginning of period                         35,896         4,481
                                                                    ----------   -----------
Cash and cash equivalents, end of period                           $   49,098    $   32,602
                                                                    =========    ==========
Supplemental disclosures:
Cash paid during the period of interest                            $   21,004   $    12,364
                                                                    ==========   ===========
Non cash activities:
Increase in partners' capital as a result
 of acquisition of properties                                      $   33,417    $   13,758
                                                                    =========    ==========
Liabilities assumed in connection with contributions
 and acquisitions of properties                                    $  136,000    $       --
                                                                    =========    ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             BEACON PROPERTIES, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    --------

1.   Organization and Basis of Presentation:
     ---------------------------------------

     Organization
     ------------

     Beacon Properties, L.P. (the "Operating Partnership") was organized as a Delaware limited partnership in April 1994 and commenced operations effective on May 26, 1994. Simultaneously with the closing of the Initial Public Offering (the "IPO") of Beacon Properties Corporation (the "Company"), which is the sole general partner and a limited partner of the Operating Partnership, the Company contributed its interest in two properties and approximately $173.4 million, the net proceeds of the IPO, to the Operating Partnership in exchange for partnership interests ("Units"). The Operating Partnership was formed to continue and expand the commercial real estate business of The Beacon Group (the "Predecessor").

     The Operating Partnership specializes in property ownership, management, leasing, design and development and currently owns or has an interest in 118 properties totaling approximately 18.8 million square feet (the "Properties").


     Basis of Presentation
     ---------------------

     The financial statements of the Operating Partnership are consolidated and include all the accounts of the Operating Partnership and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

     The accompanying financial statements are unaudited; however, they have been prepared in accordance with generally accepted accounting principles for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. The results for the six months ended June 30, 1997 are not necessarily indicative of the results to be obtained for the full fiscal year. These financial statements should be read in conjunction with the December 31, 1996 audited financial statements and notes thereto of the Operating Partnership, included in its annual report on Form 10 (as amended by Form 10/A-1, Form 10/A-2, and Form 10/A-3) for the fiscal year ended December 31, 1996. Certain reclassifications have been made to previously reported amounts to conform with current reporting.

                             BEACON PROPERTIES, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    --------

2.   Equity Investments in Real Estate:
     ----------------------------------

     The Operating Partnership reports its share of income and losses based on its ownership interest in the respective equity investments. Losses in excess of investments are not recorded where the Operating Partnership has not guaranteed or does not intend to provide any future financial support. The following summarized information has been presented for the property joint ventures and property corporation for which the Operating Partnership has recorded its share of the earnings for the six months ended June 30, 1997.


                                                             One Post           Polk &        75-101 Federal
                                                           Office Square        Taylor            Street
                                                           -------------       --------       -------------
                                                                           (in thousands)
    Balance sheets at June 30, 1997
    Real estate, net                                        $  40,433          $89,800          $ 155,251
    Cash                                                        1,631              986              9,640
    Other assets                                               10,438            2,052              2,444
                                                             ---------          -------          ---------
                                                            $  52,502          $92,838          $ 167,335
                                                             =========          =======          =========

    Mortgage notes payable                                  $  92,273          $    --          $  90,000
    Other liabilities                                           1,581              477              2,420
    Equity (deficiency)                                      (41,352)           92,361             74,915
                                                             ---------          -------          ---------
                                                            $  52,502          $92,838          $ 167,335
                                                             =========          =======          =========
    Summary of operations for the six months
    ended June 30, 1997
        Revenues                                            $  11,369          $11,580          $  14,569
        Other income                                              240              401                676
                                                             ---------          -------          ---------
            Total revenues                                     11,609           11,981             15,245
                                                             ---------          -------          ---------
        Operating expenses                                      4,503            3,100              5,938
        Mortgage interest expense                               3,399               --              3,460
        Depreciation and amortization                           1,785            1,715              2,367
                                                             ---------          -------          ---------
             Total expenses                                     9,687            4,815             11,765
                                                             ---------          -------          ---------
              Net income                                    $   1,922          $ 7,166          $   3,480
                                                             =========          =======          =========
    Share of properties:
    Depreciation and amortization                           $     712          $   172          $   1,192
    Interest - amortization of financing costs                    419               --          $      29

                             BEACON PROPERTIES, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     -------

3.   Mortgage Notes Payable:
     -----------------------

     On April 30, 1997, in connection with the acquisition of Centerpointe I and II located in Fairfax County, Virginia, the Operating Partnership assumed $30 million of mortgage debt secured by the properties. The mortgage has a remaining term of 3.9 years, bears interest at 7.32% and requires monthly installments of interest only until December 1, 1999 and principal and interest during the remaining term based on a 25-year amortization schedule.

     On May 23, 1997, in connection with the acquisition of Westbrook Corporate Center located in suburban Chicago, the Operating Partnership assumed approximately $82 million of mortgage debt and borrowed $24 million of additional mortgage debt secured by the properties. The mortgage has a term of ten years, bears interest at 8.00% and requires monthly installments of principal and interest based on a 26-year amortization schedule.

4.   Note Payable, Credit Facility:
     ------------------------------

     On April 8, 1997, the Operating Partnership replaced its $300 million secured floating-rate credit facility (the "Credit Facility") to an unsecured facility and decreased the interest rate on the Credit Facility from the Eurodollar rate plus 175 basis points (1.75%) to the Eurodollar rate plus 120 basis points (1.20%). Additionally, on April 30, 1997, the maximum loan amount available under the Credit Facility was increased to $350 million.

     As a result of new unsecured Credit Facility, the Operating Partnership recorded an extraordinary item of $2.6 million in connection with the write-off of fees and costs to acquire the secured Credit Facility.

5.   Commitments and Contingencies:
     ------------------------------

     In connection with the acquisition of the Westbrook Corporate Center, the Operating Partnership has agreed to maintain non-recourse financing assumed from the sellers for a 10 year period and not to sell or otherwise transfer any portion of the property prior to the tenth anniversary of the closing date. If the Operating Partnership should choose not to maintain the non-recourse provisions of the existing or new debt, or should choose to sell the property, within the 10 year period it shall be required to make payments to the sellers.

6.   Environmental issue:
     --------------------

     Site assessments at 175 Wyman Street have identified the presence of trichloroethylene and tetrachloroethylene in the groundwater (the "Existing Groundwater Condition"). The chemicals in the groundwater are believed to be associated with former manufacturing use of the Property. Prior to the acquisition of the Property by the Operating Partnership, the former owner of the Property, Hewlett-Packard Company, reported the Existing Groundwater Condition to the Massachusetts Department of Environmental Protection (the "DEP). Hewlett-Packard Company sought and obtained approval from DEP of an Immediate Response Action which involves installation of a system to extract and treat contaminated groundwater (the "System). According to its submissions to DEP, Hewlett-Packard Company is in the process of installing the System. In its purchase and sale agreement with the Operating Partnership, Hewlett-Packard Company agreed to indemnify the Operating Partnership against costs of remediating the Existing Groundwater Condition and claims by off-site parties for property damage, personal injury, and natural resource damages related to the Existing Groundwater Condition (the "Indemnity"). Any claim under the Indemnity is subject to the risk that the indemnifying party will lack sufficient assets to satisfy the claim. Moreover, any claim under the Indemnity may be subject to substantial defenses, including but not limited to the defense that the claim was exacerbated by the Operating Partnership's development or redevelopment of the Property, as to which matters to the Operating Partnership has indemnified Hewlett-Packard Company. However, the Operating Partnership does not believe that any such liability would have a material adverse effect on its financial condition, results of operations and liquidity.

                             BEACON PROPERTIES, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     -------

7.   Pro Forma Results (unaudited):
     ------------------------------

     The following unaudited pro forma operating results for the Operating Partnership have been prepared as if the 1996 and 1997 Unit issuances and the 1996 and 1997 property acquisitions and dispositions had occurred on January 1, 1996. Unaudited pro forma financial information is presented for informational purposes only and may not be indicative of what the actual results of operations of the Operating Partnership would have been had the events occurred as of January 1, 1996, nor does it purport to represent the results of operations for future periods.

     Six Months ended June 30, 1997 and 1996            1997         1996
     ---------------------------------------         --------     ---------

     Revenue                                         $191,057     $179,939

     Income before extraordinary items                 38,760       33,911

     Net income per unit
     before extraordinary items and gain on sale     $    .70     $    .61

8.   Subsequent Events:
     ------------------

     On July 1, 1997, the Operating Partnership acquired Sunnyvale Business Center located in Sunnyvale, California for aggregate consideration of approximately $33.8 million.

     On July 31, 1997, the Operating Partnership declared a quarterly distribution of $31.1 million payable on August 22, 1997 to partners of record on August 8, 1997.

     On August 8, 1997, the Operating Partnership amended the Credit Facility to provide for a competitive bid option and a decrease in the interest rate on the Credit Facility from the Eurodollar rate plus 120 basis points (1.20%) to the Eurodollar rate plus 90 basis points (.90%).

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

Results of Operations

Comparison of Three and Six Months Ended June 30, 1997 and June 30, 1996

The Operating Partnership's gross revenues increased by 117% for the six months ended June 30, 1997 compared to the corresponding period in 1996. The growth in gross revenues was primarily the result of the acquisition of 87 Properties (the "Acquisition Properties") comprising 12.0 million square feet during 1996 and 1997 offset by the sale of the Westlakes Office Park Property in May 1997. The Operating Partnership's proportionate share of weighted average square feet of office properties increased by 97% to 14.6 million square feet for the six months ended June 30, 1997 compared to 7.4 million square feet for the corresponding period in 1996.

The Acquisition Properties increased revenues from rental operations, which includes rental income, recoveries from tenants and other income, by $44.1 and $85.2 million for the three and six months ended June 30, 1997, respectively, compared to the corresponding periods in 1996. The remaining balance of the increase was primarily due to increases in occupancy and rental rates and completion of the redevelopment and achievement of 88% occupancy at the Crosby Corporate Center in 1996 offset by the decrease in revenues as a result of the sale of Westlakes Office Park.

The impact of the straight-line rent adjustment increased consolidated revenues for the Operating Partnership by $7.7 million for the six months ended June 30, 1997 and $2.6 million for the corresponding period in 1996. The impact of the straight-line rent adjustment decreased the Operating Partnership's equity in net income of property joint ventures and corporations by $0.1 million for the six months ended June 30, 1997 and increased the Operating Partnership's equity in net income of property joint ventures and corporations by $0.1 million for the corresponding period in 1996.

The impact of the straight-line rent adjustment increased consolidated revenues for the Operating Partnership by $4.1 million for the three months ended June 30, 1997 and $1.5 million for the corresponding period in 1996. The impact of the straight-line rent adjustment decreased the Operating Partnership's equity in net income of property joint ventures and corporations by $0.1 million for the three months ended June 30, 1997 and increased the Operating Partnership's equity in net income of property joint ventures and corporations by $0.1 million for the corresponding period in 1996.

                             BEACON PROPERTIES, L.P.

                                 PART I - ITEM 2

                                     -------

Mortgage interest income for the three and six months ended June 30, 1997 was $1.4 and $2.8 million, respectively, compared to $1.2 and $2.2 million for corresponding periods in 1996. The increase is the result of the Operating Partnership's acquisition of the remaining portions of the outstanding first mortgage indebtedness on the Rowes Wharf Property in April and June 1996.

The Acquisition Properties increased property expenses, real estate taxes and depreciation and amortization by $21.8 and $41.7 million for the three and six months ended June 30, 1997, respectively, compared to the corresponding periods in 1996. The remaining balance of the increase was primarily due to additional operating expenses as a result of an increase in occupancy and the completion of the redevelopment and achievement of 88% occupancy at the Crosby Corporate Center in 1996 offset by the decrease in expenses as a result of the sale of the Westlakes Office Park.

General and administrative expenses were $9.1 and $17.7 million for the three and six months ended June 30, 1997, respectively, compared to $3.7 and $7.3 million for the corresponding periods in 1996. The Acquisition Properties increased general and administrative expenses by $1.4 and $2.5 million for the three and six month periods, respectively. The remaining balance of the increase was primarily due to an increase in corporate management and administrative costs. In 1996, the Operating Partnership established its first regional offices in the Southeast and Mid-Atlantic and in the first quarter of 1997 regional offices in the Midwest and West were established. As a result, payroll expense increased by $4.1 million for the six months ended June 30, 1997 along with an increase in other corporate and regional general and administrative expenses. General and administrative expenses as a percentage of total revenue were 10.9% for the six months ended June 30, 1997 compared to 9.7% for the corresponding period in 1996.

Net operating income (excluding the effect of straight-line rents) for properties owned for at least a full year (all properties except the Acquisition Properties ) increased 7.2% and 6.2% for the three and six months ended June 30, 1997, respectively, compared to the corresponding periods in 1996.

Mortgage interest expense was $11.6 and $22.7 million for the three and six months ended June 30, 1997, respectively, compared to $7.3 and $13.7 million for the corresponding periods in 1996. The increase in both periods was primarily the result of debt incurred or assumed in connection with several of the Acquisition Properties and an increase in the weighted average outstanding balance of the Credit Facility.

Interest-amortization of financing costs was $0.3 and $0.7 million for the three and six months ended June 30, 1997, respectively, compared to $0.6 and $1.2 million for the corresponding periods in 1996. The decrease was primarily the result of the reduction in amortization of financing costs of the Credit Facility as a result of the write-off of fees and costs of the Credit Facility which was substantially modified in both June 1996 and April 1997.

Equity in net income of joint ventures and corporations was $1.8 and $3.3 million for the three and six months ended June 30, 1997, respectively, compared to $1.2 and $2.6 million for the corresponding periods in 1996. The increase in both periods was primarily the result of an increase in equity in net income from 75-101 Federal Street as a result of a termination fee recognized in 1997.

Loss from discontinued operations from the Construction Operating Partnership was $0.9 and $1.5 million for the three and six months ended June 30, 1997, respectively, compared to $0.7 and $1.1 million for the corresponding periods in 1996. In December 1996, substantially all of the assets of the Construction Operating Partnership were sold to Skanska AB, a Swedish construction firm. The Construction Operating Partnership's new business plan involves the completion of certain contracts not transferred to the purchaser and the liquidation of its remaining assets.

                             BEACON PROPERTIES, L.P.

                                 PART I - ITEM 2

                                     -------

In May 1997, the Operating Partnership sold the Westlakes Office Park property, its sole property located in Berwyn (suburban Philadelphia), Pennsylvania for approximately $72.5 million and recorded a gain on the sale of the property of $16.7 million.

Extraordinary items was $2.6 million for the three and six months ended June 30, 1997, compared to $1.9 and $3.9 million for the corresponding periods in 1996. In 1997, the Operating Partnership recorded an extraordinary item in connection with the write-off of fees and costs of the secured Credit Facility which was replaced with an unsecured facility in April 1997. In March 1996, the Operating Partnership recorded an extraordinary item of $2.2 million in connection with the write-off of fees and costs to acquire a $260 million mortgage loan provided by Paine Webber Real Estate Securities, Inc. used to acquire the Perimeter Center Portfolio (the "Paine Webber Acquisition Loan"). The Paine Webber Acquisition Loan was repaid in March 1996, approximately three years prior to its maturity. Also in 1996, an extraordinary item of $1.7 million was recorded in connection the write-off of fees and costs of the Credit Facility which was substantially modified in June 1996.

                             BEACON PROPERTIES, L.P.

                                 PART I - ITEM 2

                                     -------

As of June 30, 1997, the Operating Partnership owned or had an interest in 116 income producing commercial properties. The percent leased calculation includes all leases executed as of June 30, 1997.


                                                                                            Average
                                                          Rentable          Percent          Base        Net Effective
                                                        Square Feet         Leased          Rent(1)         Rent(2)
                                                        -----------         --------       --------      -------------
     Downtown Boston Office Market:
     Center Plaza                                          649,000             97%         $22.66            $12.83
     75-101 Federal Street                                 813,000             92%          30.52             20.04
     225 Franklin Street                                   930,000            100%          36.61             32.67
     One Post Office Square                                764,000             99%          24.54             15.70
     150 Federal Street                                    530,000            100%          25.15             21.25
     Russia Wharf                                          311,000            100%          14.58              8.28
     Rowes Wharf                                           344,000            100%          30.22             18.74
     Two Oliver-147 Milk Street                            270,000             99%          18.33             11.67
     175 Federal Street                                    203,000             99%          25.61             15.62
     South Station                                         149,000            100%          30.85             20.89
     ---------------------------------------------------------------------------------------------------------------
               Subtotal                                  4,963,000             98%          27.26             19.49
     ---------------------------------------------------------------------------------------------------------------
     North Central Atlanta Office Market:
     Perimeter Center Portfolio                          3,302,000             98%          16.85             11.61
     ---------------------------------------------------------------------------------------------------------------
     Greater Boston Suburban Office Market:
     Wellesley Office Park Buildings 1-8                   633,000             99%          24.70             17.29
     Crosby Corporate Center                               336,000             98%          13.91             10.02
     Westwood Business Centre                              160,000             96%          19.57             11.33
     New England Executive Park                            817,000             96%          19.40             12.44
     ---------------------------------------------------------------------------------------------------------------
               Subtotal                                  1,946,000             98%          20.19             13.51
     ---------------------------------------------------------------------------------------------------------------
     Cambridge Office Market:
     One Canal Park                                        100,000            100%          22.05             13.99
     Ten Canal Park                                        111,000            100%          19.00             12.16
     The Riverview Building                                263,000            100%          22.34             17.46
     ---------------------------------------------------------------------------------------------------------------
               Subtotal                                   474,000             98%          21.49             15.49
     ---------------------------------------------------------------------------------------------------------------
     Arlington County, Virginia Office Market:
     Polk and Taylor Buildings                             890,000            100%          23.77             19.23
     1300 North 17th Street                                373,000             99%          24.14             17.09
     1616 North Fort Myer Drive                            293,000            100%          23.38             15.47
     ---------------------------------------------------------------------------------------------------------------
               Subtotal                                  1,556,000            100%          23.78             18.01
     ---------------------------------------------------------------------------------------------------------------
     Fairfax County, Virginia Office Market:
     E.J. Randolph                                         165,000             99%          21.08             15.24
     John Marshall I                                       261,000            100%          18.26             15.85
     Northridge I                                          124,000            100%          25.96             19.34
     Centerpointe I & II                                   408,000             99%          16.42             12.72
     ---------------------------------------------------------------------------------------------------------------
               Subtotal                                    958,000             99%          18.96             14.87
     ---------------------------------------------------------------------------------------------------------------
     Washington, D.C. Office Market:
     ---------------------------------------------------------------------------------------------------------------
     1333 H Street                                         239,000             91%          27.34             20.11
     ---------------------------------------------------------------------------------------------------------------


                             BEACON PROPERTIES, L.P.

                                 PART I - ITEM 2

                                                                                            Average
                                                          Rentable          Percent          Base        Net Effective
                                                        Square Feet         Leased          Rent(1)         Rent(2)
                                                        -----------         -------         --------     ------------
     Suburban Chicago Office Market:
     AT&T Plaza                                            225,000             98%          21.02             14.19
     Tri-State International                               548,000             81%          22.41             15.55
     Presidents Plaza                                      791,000             95%          19.64             11.73
     Westbrook Corporate Center                          1,106,000             92%          24.23             18.83
     ---------------------------------------------------------------------------------------------------------------
               Subtotal                                  2,670,000             91%          22.23             15.66
     ---------------------------------------------------------------------------------------------------------------
     West Los Angeles Office Market:
     10960 Wilshire Boulevard                              544,000             89%          24.70             18.52
     10880 Wilshire Boulevard                              531,000             85%          20.32             16.40
     ---------------------------------------------------------------------------------------------------------------
               Subtotal                                  1,075,000             87%          22.53             17.48
     ---------------------------------------------------------------------------------------------------------------
     Silicon Valley Office Market: (NNN)
     Shoreline Technology Park                             727,000            100%          17.88             18.77
     Lake Marriott Business Park                           400,000            100%          10.29             10.78
     ---------------------------------------------------------------------------------------------------------------
               Subtotal                                  1,127,000            100%          15.18             15.94
     ---------------------------------------------------------------------------------------------------------------
     Total Weighted Average Properties                  18,312,000             97%         $22.00            $16.07
     ---------------------------------------------------------------------------------------------------------------

(1) Base rent is gross rent excluding payments by tenants on account of real estate tax and operating expense escalation.

(2) Net Effective Rent is Base Rent adjusted on a straight-line basis for contractual rent step-ups and free rent periods, plus tenant payments on account of real estate tax and operating expense escalation, less total operating expenses and real estate taxes.

The following table reflects the lease expiration schedule of the 116 income producing commercial properties the Operating Partnership owned or had an interest in as of June 30, 1997.


  Year or period of     Square         % of           Annual            Annual Rent
     Expiration          Feet       Square feet       Rent (1)         per Square Foot     # of tenants
-------------------------------------------------------------------------------------------------------
 7/1-12/31/97         1,894,980        10%         $38,710,783           $20.43                  152
 1998                 1,198,783         7%          28,682,704            23.93                  209
 1999                 1,649,559         9%          36,607,256            22.19                  206
 2000                 2,472,518        14%          59,129,659            23.91                  230
 2001                 3,084,082        17%          77,053,697            24.98                  200
 2002                 1,679,963         9%          47,309,329            28.16                  127
 2003                   659,376         4%          17,635,744            26.75                   42
 2004                   814,326         4%          17,911,161            22.00                   36
 2005 & beyond        4,248,303        23%         131,437,074            30.94                   76
                     --------------------------------------------------------------------------------
Total leased         17,701,889        97%        $454,477,407           $25.67                1,278
                     --------------------------------------------------------------------------------

(1) Annualized expiring base rental income represented by such leases plus 1996 tenant payments on account of real estate tax and operating expense escalations.

                             BEACON PROPERTIES, L.P.

                                 PART I - ITEM 2

                                     -------


The following schedule summarizes the scheduled amortization of principal and maturities of mortgage loans outstanding and the related weighted average interest rate. The schedule includes the Operating Partnership's share of unconsolidated debt of joint ventures.


                Scheduled                                     Weighted Average
   Year        Amortization     Maturities        Total        Interest Rate
------------------------------------------------------------------------------
 7/1-12/31/97   $1,625,000                       $1,625,000       7.77%
 1998            5,514,000      $68,683,000      74,197,000       6.96%
 1999            9,036,000                        9,036,000       7.46%
 2000            9,663,000       42,746,000      52,409,000       7.35%
 2001            8,986,000       29,012,000      37,998,000       7.35%
 2002            9,414,000       44,002,000      53,416,000       7.58%
 2003            7,920,000      108,517,000     116,436,000       7.25%
 2004            7,869,000       16,744,000      24,614,000       8.25%
 2005            8,170,000                        8,170,000       7.42%
 2006            4,514,000      184,282,000     188,796,000       7.10%
 2007              876,000      112,507,000     113,384,000       8.04%
               ---------------------------------------------------------
Total          $73,587,000     $606,493,000    $680,080,000       7.39%
               ---------------------------------------------------------

                             BEACON PROPERTIES, L.P.

                                 PART I - ITEM 2

                                     -------

Liquidity and Capital Resources
Cash and cash equivalents were $49.1 million at June 30, 1997 compared to $35.9 million at December 31, 1996. On July 1, 1997, $33.8 million of cash was used to acquire Sunnyvale Business Center located in Sunnyvale, California.

Investing Activities
On April 23, 1997, the Operating Partnership acquired 10880 Wilshire Boulevard located in Westwood, California for aggregate consideration of approximately $99 million. The Operating Partnership used proceeds contributed by the Company from the April 1997 Offering to purchase the property.

On April 30, 1997, the Operating Partnership acquired Centerpointe I and II, located in Fairfax County, Virginia, for aggregate consideration of approximately $55 million consisting of approximately $25 million in cash and assumption of $30 million of mortgage debt. The Operating Partnership used proceeds contributed by the Company from the April 1997 Offering for the cash portion of the acquisition.

On May 8, 1997, the Operating Partnership sold the Westlakes Office Park property, its sole property located in Berwyn (suburban Philadelphia), Pennsylvania for approximately $72.5 million. The transaction was structured as a like-kind exchange, with the proceeds from the sale used in connection with the acquisition of 255 Franklin Street located in Boston, Massachusetts.

On May 13 1997, the Operating Partnership acquired 26.7 acres of land and a 335,000 square foot building located at 175 Wyman Street, Waltham, Massachusetts for approximately $24.0 million. The Operating Partnership plans to begin development on a 400,000 square foot office property in late 1997 or early 1998. The Operating Partnership used proceeds contributed by the Company from the April 1997 Offering to purchase the property.

On May 23, 1997, the Operating Partnership acquired Westbrook Corporate Center located in suburban Chicago, for aggregate consideration of approximately $182.1 million consisting of assumption of $82 million of mortgage debt, the borrowing of approximately $24 million of additional mortgage debt, approximately $42.7 million in cash and the issuance of $33.4 million of units of limited partnership interest in the Operating Partnership ("Units"). The Operating Partnership used proceeds contributed by the Company from the April 1997 Offering for the cash portion of the acquisition.

On June 4, 1997, the Operating Partnership acquired 225 Franklin Street located in Boston, Massachusetts, for approximately $280 million. The Operating Partnership used proceeds contributed by the Company from the Preferred Offering and proceeds from the sale of the Westlakes Office park property to purchase the property.

Financing Activities
On April 16, 1997, the Company sold 7,000,000 shares of common stock, $.01 par value, to the public at $32.125 per share and contributed the net proceeds of approximately $211.4 million to the Operating Partnership in exchange for a like number of Units. The net proceeds of the April 1997 Offering were used to purchase 10880 Wilshire Boulevard, the cash portions of the acquisition of Centerpointe I and II and Westbrook Corporate Center properties, 175 Wyman Street with the remaining balance used to pay down the Credit Facility.

On June 13, 1997, the Company sold 8,000,000 shares of cumulative redeemable preferred stock, $.01 par value, to the public at $25.00 per share at a yield of 8.98% (the "Preferred Offering" ) and contributed the net proceeds of approximately $193.4 million to the Operating Partnership in exchange for a like number of Units. The proceeds of the Preferred Offering were used to acquire the 225 Franklin Street property.

On July 31, 1997, the Operating Partnership declared a quarterly distribution of $31.4 million payable on August 22, 1997 to partners of record on August 8, 1997.

                             BEACON PROPERTIES, L.P.

                                 PART I - ITEM 2

                                     -------

Capitalization
At June 30, 1997, the Operating Partnership's total consolidated debt was approximately $736.5 million, and its total consolidated debt plus its proportionate share of total unconsolidated debt (other than the Rowes Wharf Property debt) was approximately $829.1 million. At June 30, 1997, the Operating Partnership's outstanding consolidated debt consisted of approximately $149.0 million under its floating-rate Credit Facility and approximately $587.5 million of fixed rate mortgage indebtedness with an weighted average rate of 7.38%, collateralized by properties owned 100% by the Operating Partnership. The Operating Partnership's proportionate share of its current total unconsolidated debt (excluding the Rowes Wharf Property debt) consists of approximately $46.1 million on the One Post Office Square Property (in which the Operating Partnership has a 50% general partner interest) and approximately $46.4 million on the 75-101 Federal Street Property (in which the Operating Partnership owns approximately 52% of the common stock of a private REIT that owns the property ).The weighted average rate of the Operating Partnership's unconsolidated fixed rate mortgage indebtedness is 7.47%. The weighted average rate of the Operating Partnership's consolidated and unconsolidated fixed rate mortgage indebtedness is 7.39% and the weighted average maturity is approximately 6.8 years.

Based on the Operating Partnership's total market capitalization of $3,118.4 million at June 30, 1997 (equating the value at one Unit to one share of common stock at June 30, 1997 closing stock price of $33.313 ), the Operating Partnership's consolidated debt plus its proportionate share of total unconsolidated debt (other than the Rowes Wharf property debt) represented approximately 27% of its total market capitalization.

Funds from Operations
The Operating Partnership believes that to facilitate a clear understanding of the operating results of the Operating Partnership, Funds from Operations ("FFO") should be examined in conjunction with net income. The definition of FFO was clarified in the National Association of Real Estate Investment Trusts, Inc. ("NAREIT") White Paper, adopted by the NAREIT Board of Governors on March 3, 1995, as net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization (in each case only real estate related assets), and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect FFO on the same basis. FFO should not be considered as a substitute for net income as an indication of the Operating Partnership's performance or as a substitute for cash flow as a measure of its liquidity. The following table presents the calculations for FFO for the periods ended June 30, 1997 and June 30, 1996.


                                              For the three months      For six months ended
                                                 ended June 30,               June 30,
                                              ----------------------------------------------
                                              1997          1996       1997          1996
                                              ----          ----       ----          ----
                                                             (in thousands)
    Income before extraordinary items       $  39,218    $ 10,635    $  59,586    $ 18,534
    Add consolidated properties:
         Depreciation and amortization         17,609       7,484       31,823      13,346
    Add joint venture properties:
         Depreciation and amortization          1,070       1,040        2,076       1,994
    Less gain on sale of property            (16,736)       -----     (16,736)       -----
                                             --------     -------     ---------    --------
    Funds from operations                      41,161      19,159       76,749      33,874
    Less Series A Preferred Distributions       (898)       -----        (898)       -----
                                             ========     =======     =========    ========
    Available for allocation                $  40,263    $ 19,159    $  75,851    $ 33,874
                                             ========     =======     =========    ========
    Weighted average units outstanding         60,996      31,609       57,731      28,873
                                             ========     =======     =========    ========

                             BEACON PROPERTIES, L.P.

                                 PART I - ITEM 2

                                     -------

Short and Long Term Liquidity
The Operating Partnership has considered its short-term (up to 12 months) liquidity needs and the adequacy of expected liquidity sources to meet these needs. The Operating Partnership believes that its principal short-term liquidity needs are to fund normal recurring expenses, debt service requirements and the minimum distribution required to maintain the Company's REIT qualifications under the Internal Revenue Code of 1986, as amended. The Operating Partnership believes that these needs will be fully funded from cash flows provided by operating activities.

The Operating Partnership expects to meet long-term (greater than 12 months) liquidity requirements for the costs of development, property acquisitions, scheduled debt maturities, major renovations, expansions and other non-recurring capital improvements through long-term secured and unsecured indebtedness and the issuance of additional Operating Partnership Units and equity securities. The Operating Partnership may finance the redevelopment or acquisition of additional properties by using its Credit Facility.

                             BEACON PROPERTIES, L.P.

                                     PART II


OTHER INFORMATION
-----------------

Item 1. Legal Proceedings

     On April 3, 1997, the Commonwealth of Massachusetts (the "Commonwealth") filed a claim against the Beacon Construction Company, Inc. and certain other parties relating to the construction of the Registry of Motor Vehicles Building (the "RMV Building"), located at Ruggles Center, Boston, Massachusetts, which seeks to recover damages from the Beacon Construction Company, Inc. as a result of its alleged negligence in connection with the construction of the RMV Building. The Operating Partnership is unable to quantify the claims of the Commonwealth but does not believe that the proceedings will have a material adverse effect on the Operating Partnership's financial condition, results of operations and liquidity.

Item 2. Changes in Securities

     (a)  None.

     (b) On June 13, 1997, the Company issued 8,000,000 shares of 8.98% Series A Preferred Stock, $.01 par value per share. The 8.98% Series A Preferred Stock ranks senior to the Company's Common Stock. In connection therewith, the Operating Partnership issued to the Company 8,000,000 Series A Preferred Units in return for the contribution of the proceeds from the Preferred Offering. The Series A Preferred Units rank senior to the Operating Partnership's Units.

     (c)  Recent Sales of Unregistered Securities:

     During the three months ended June 30, 1997, the Operating Partnership issued Units in private placements in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, in the amount and for the consideration set forth below. Each Unit, other than Series A Preferred Units, are redeemable for cash, or, at the option of the Company, for shares of the Company's common stock, on a one-for-one basis.

     On April 16, 1997, the Operating Partnership issued 7,000,000 Units to the Company in exchange for the contribution of the net proceeds of approximately $211.4 million from the Company's public offering of a like number of shares of common stock.

     On May 23, 1997, the Operating Partnership issued 1,374,006 Units to the contributors of the Westbrook Corporate Center in exchange for their interests in the property.

Item 3. Defaults Upon Senior Securities

     None

                             BEACON PROPERTIES, L.P.

                                     PART II

Item 4. Submission of Matters to a Vote of Security Holders
     None

Item 5. Other Information
     None

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits:

          10.1 Revolving Credit Agreement between Beacon Properties, L.P. and BankBoston, as agent, dated March 31, 1997.
          10.2 Amendment No. 1 to Revolving Credit Agreement between Beacon Properties, L.P. and BankBoston, as agent, dated April 30, 1997.
          27.1 Financial Data Schedule

     (b) Reports on Form 8-K.

     A report on Form 8-K dated June 4, 1997 (as amended by Form 8-K/A) was filed which included information regarding Items 5 and 7 on the Form 8-K. Included in Item 7 were financial statements, pro forma information and exhibits. The reports were filed in connection with the Operating Partnership's pending acquisition of 225 Franklin Street and the Preferred Offering.

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


                                        BEACON PROPERTIES, L.P.
                                        By Beacon Properties Corporation
                                        General Partner


                                        /s/ Robert J. Perriello
                                        -----------------------------
                                        Robert J. Perriello,
                                        Senior Vice President,
                                        and Chief Financial Officer


Date:  August 14, 1997